Form 10-K
period 2024-12-31
JPMCC Commercial Mortgage Securities Trust 2016-JP3
filed 2025-03-13
CIK 1683300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The 693 Fifth Avenue Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Crocker Park Phase One & Two Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The Crocker Park Phase One & Two Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Crocker Park Phase One & Two Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2016-C2 transaction, Commission File Number 333-207132-06 (the “CGCMT 2016-C2 Transaction”). This loan combination, including the Crocker Park Phase One & Two Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-C2 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 9 West 57th Street Mortgage Loan, which constituted approximately 8.2% of the asset pool of the issuing entity as of its cut-off date.  The 9 West 57th Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 9 West 57th Street Mortgage Loan, five other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2016-NINE transaction (the “JPMCC 2016-NINE Transaction”). This loan combination, including the 9 West 57th Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2016-NINE Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan, which constituted approximately 0.8% of the asset pool of the issuing entity as of its cut-off date.  The West LA Office - 1950 Sawtelle Boulevard Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2016-C30 transaction, Commission File Number 333-206582-04 (the “MSBAM 2016-C30 Transaction”). This loan combination, including the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C30 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The 100 East Wisconsin Avenue Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Crocker Park Phase One & Two Mortgage Loan and the special servicer of the Westfield San Francisco Centre Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Opry Mills Mortgage Loan, the Westfield San Francisco Centre Mortgage Loan and the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan and the primary servicer and special servicer of the 9 West 57th Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 9 West 57th Street Mortgage Loan, the Opry Mills Mortgage Loan and the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Opry Mills Mortgage Loan and the Crocker Park Phase One & Two Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the 1 Kaiser Plaza Mortgage Loan, the Salesforce Tower Mortgage Loan, the National Business Park Mortgage Loan, the Hillside Industrial Mortgage Loan and the Embassy Suites Lake Buena Vista Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 1 Kaiser Plaza Mortgage Loan, the Salesforce Tower Mortgage Loan, the National Business Park Mortgage Loan, the Hillside Industrial Mortgage Loan and the Embassy Suites Lake Buena Vista Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Opry Mills Mortgage Loan, the Westfield San Francisco Centre Mortgage Loan, the 9 West 57th Street Mortgage Loan and the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan.  Pursuant to the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction, the trust and servicing agreement for the DBJPM 2016-SFC Transaction, the trust and servicing agreement for the JPMCC 2016-NINE Transaction and the pooling and servicing agreement for the MSBAM 2016-C30 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Opry Mills Mortgage Loan, the Westfield San Francisco Centre Mortgage Loan, the 9 West 57th Street Mortgage Loan and the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Opry Mills Mortgage Loan, the Westfield San Francisco Centre Mortgage Loan, the 9 West 57th Street Mortgage Loan and the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Opry Mills Mortgage Loan, the 9 West 57th Street Mortgage Loan, the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan, the Westfield San Francisco Centre Mortgage Loan and the Crocker Park Phase One & Two Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Westfield San Francisco Centre Mortgage Loan, West LA Office - 1950 Sawtelle Boulevard Mortgage Loan and the Crocker Park Phase One & Two Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Crocker Park Phase One & Two Mortgage Loan and Park Bridge Lender Services LLC, as operating advisor of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Crocker Park Phase One & Two Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian, and Deutsche Bank Trust Company Americas, as certificate administrator, trustee, and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

In 2014 and 2015, several investors sued several trustees of residential mortgage-backed securities (“RMBS”) trusts, including Deutsche Bank Trust Company Americas (“DBTCA”), concerning the trustees’ administration of RMBS trusts.  These cases generally alleged that the RMBS trustees failed to perform purported duties, as trustees for private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  Investors have sued DBTCA in six of these cases.  DBTCA has settled two cases brought by funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P. and others; and obtained summary judgment in one case, brought by certain special purpose entities including Phoenix Light SF Limited.  In addition, the two cases described below remain active.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that Deutsche Bank National Trust Company (“DBNTC”) served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence; violation of the New York Streit Act (“Streit Act”); and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice.  On September 26, 2024, DBNTC and DBTCA filed a motion for summary judgment, which has been fully briefed.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  Those motions are being briefed.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Crocker Park Phase One & Two Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2016-C2 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2016-C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 9 West 57th Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2016-NINE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the JPMCC 2016-NINE Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2016-NINE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C30 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSBAM 2016-C30 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2016-C30 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.5           Trust and Servicing Agreement, dated as of September 26, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of September 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K/A filed on March 7, 2017 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of September 30, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of September 30, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of August 26, 2016, by and between Starwood Mortgage Funding VI LLC, as Initial Note A-1 Holder and Starwood Mortgage Funding V LLC, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

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

4.11         Co-Lender Agreement, dated as of September 7, 2016, by and between The Bank Of New York Mellon, as Initial Note A-1 Holder and The Bank Of New York Mellon, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.12         Amended and Restated Co-Lender Agreement, dated as of July 29, 2016, by and between Starwood Mortgage Funding VI LLC, as Note A-1-A Holder and Starwood Mortgage Funding V LLC, as Note A-1-B Holder and Deutsche Bank Trust Company Americas, as Trustee, on Behalf of the Registered Holders of Citigroup Commercial Mortgage Trust 2016-C1, Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of September 30, 2016, by and between Benefit Street Partners CRE Finance LLC, as Initial Note A Holder and Benefit Street Partners CRE Finance LLC, as Initial Note B Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of September 26, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A Holder and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of July 29, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-4 Holder and Citigroup Global Markets Realty Corp., as Initial Note A-5 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.16         Resizing Amendment to Co-Lender Agreement, dated as of August 9, 2016, between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-4 Holder and Initial Note A-5 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of July 11, 2016, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of July 25, 2016, between Citigroup Global Markets Realty Corp., as Note A-1 Holder and Note A-2 Holder and Starwood Mortgage Capital LLC, as Note A-3 Holder and Note A-4 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Torchlight Loan Services, LLC, as Special Servicer prior to March 15, 2024

33.3        KeyBank National Association, as Special Servicer on and after March 15, 2024

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 33.1)

33.10         Torchlight Loan Services, LLC, as Special Servicer of the Salesforce Tower Mortgage Loan prior to March 15, 2024 (see Exhibit 33.2)

33.11      KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan on and after March 15, 2024 (see Exhibit 33.3)

33.12       Wells Fargo Bank, National Association, as Trustee of the Salesforce Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Salesforce Tower Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Salesforce Tower Mortgage Loan (see Exhibit 33.6)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 33.1)

33.17       Torchlight Loan Services, LLC, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan prior to March 15, 2024 (see Exhibit 33.2)

33.18      KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan on and after March 15, 2024 (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Trustee of the 1 Kaiser Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the National Business Park Mortgage Loan (see Exhibit 33.1)

33.24       Torchlight Loan Services, LLC, as Special Servicer of the National Business Park Mortgage Loan prior to March 15, 2024 (see Exhibit 33.2)

33.25      KeyBank National Association, as Special Servicer of the National Business Park Mortgage Loan on and after March 15, 2024 (see Exhibit 33.3)

33.26       Wells Fargo Bank, National Association, as Trustee of the National Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the National Business Park Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the National Business Park Mortgage Loan (see Exhibit 33.6)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hillside Industrial Mortgage Loan (see Exhibit 33.1)

33.31       Torchlight Loan Services, LLC, as Special Servicer of the Hillside Industrial Mortgage Loan prior to March 15, 2024 (see Exhibit 33.2)

33.32      KeyBank National Association, as Special Servicer of the Hillside Industrial Mortgage Loan on and after March 15, 2024 (see Exhibit 33.3)

33.33       Wells Fargo Bank, National Association, as Trustee of the Hillside Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Hillside Industrial Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of the Hillside Industrial Mortgage Loan (see Exhibit 33.6)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 33.1)

33.38       Torchlight Loan Services, LLC, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan prior to March 15, 2024 (see Exhibit 33.2)

33.39      KeyBank National Association, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan on and after March 15, 2024 (see Exhibit 33.3)

33.40       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Lake Buena Vista Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 33.5)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 33.6)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan

33.45       LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan

33.46       Wilmington Trust, National Association, as Trustee of the Opry Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Opry Mills Mortgage Loan (see Exhibit 33.5)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Opry Mills Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Opry Mills Mortgage Loan

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.44)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.1)

33.53       Wilmington Trust, National Association, as Trustee of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Deutsche Bank Trust Company Americas, as Custodian of the Westfield San Francisco Centre Mortgage Loan

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.49)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 33.1)

33.57       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Crocker Park Phase One & Two Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 33.54)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 33.6)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.44)

33.61       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.44)

33.62       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.5)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.49)

33.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 33.44)

33.67       LNR Partners, LLC, as Special Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 33.45)

33.68       Wilmington Trust, National Association, as Trustee of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 33.5)

33.70       Park Bridge Lender Services LLC, as Operating Advisor of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 33.49)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Torchlight Loan Services, LLC, as Special Servicer prior to March 15, 2024

34.3        KeyBank National Association, as Special Servicer on and after March 15, 2024

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 34.1)

34.10         Torchlight Loan Services, LLC, as Special Servicer of the Salesforce Tower Mortgage Loan prior to March 15, 2024 (see Exhibit 34.2)

34.11      KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan on and after March 15, 2024 (see Exhibit 34.3)

34.12       Wells Fargo Bank, National Association, as Trustee of the Salesforce Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Salesforce Tower Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Salesforce Tower Mortgage Loan (see Exhibit 34.6)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 34.1)

34.17       Torchlight Loan Services, LLC, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan prior to March 15, 2024 (see Exhibit 34.2)

34.18      KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan on and after March 15, 2024 (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Trustee of the 1 Kaiser Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the National Business Park Mortgage Loan (see Exhibit 34.1)

34.24       Torchlight Loan Services, LLC, as Special Servicer of the National Business Park Mortgage Loan prior to March 15, 2024 (see Exhibit 34.2)

34.25      KeyBank National Association, as Special Servicer of the National Business Park Mortgage Loan on and after March 15, 2024 (see Exhibit 34.3)

34.26       Wells Fargo Bank, National Association, as Trustee of the National Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the National Business Park Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the National Business Park Mortgage Loan (see Exhibit 34.6)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hillside Industrial Mortgage Loan (see Exhibit 34.1)

34.31       Torchlight Loan Services, LLC, as Special Servicer of the Hillside Industrial Mortgage Loan prior to March 15, 2024 (see Exhibit 34.2)

34.32      KeyBank National Association, as Special Servicer of the Hillside Industrial Mortgage Loan on and after March 15, 2024 (see Exhibit 34.3)

34.33       Wells Fargo Bank, National Association, as Trustee of the Hillside Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Hillside Industrial Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of the Hillside Industrial Mortgage Loan (see Exhibit 34.6)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 34.1)

34.38       Torchlight Loan Services, LLC, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan prior to March 15, 2024 (see Exhibit 34.2)

34.39      KeyBank National Association, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan on and after March 15, 2024 (see Exhibit 34.3)

34.40       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Lake Buena Vista Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 34.5)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 34.6)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan

34.45       LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan

34.46       Wilmington Trust, National Association, as Trustee of the Opry Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Opry Mills Mortgage Loan (see Exhibit 34.5)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Opry Mills Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Opry Mills Mortgage Loan

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.44)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.1)

34.53       Wilmington Trust, National Association, as Trustee of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Deutsche Bank Trust Company Americas, as Custodian of the Westfield San Francisco Centre Mortgage Loan

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.49)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 34.1)

34.57       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Crocker Park Phase One & Two Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 34.54)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 34.6)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.44)

34.61       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.44)

34.62       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.5)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.49)

34.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 34.44)

34.67       LNR Partners, LLC, as Special Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 34.45)

34.68       Wilmington Trust, National Association, as Trustee of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 34.5)

34.70       Park Bridge Lender Services LLC, as Operating Advisor of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 34.49)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Torchlight Loan Services, LLC, as Special Servicer prior to March 15, 2024

35.3        KeyBank National Association, as Special Servicer on and after March 15, 2024

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 35.1)

35.7         Torchlight Loan Services, LLC, as Special Servicer of the Salesforce Tower Mortgage Loan prior to March 15, 2024 (see Exhibit 35.2)

35.8        KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan on and after March 15, 2024 (see Exhibit 35.3)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 35.1)

35.10         Torchlight Loan Services, LLC, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan prior to March 15, 2024 (see Exhibit 35.2)

35.11      KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan on and after March 15, 2024 (see Exhibit 35.3)

35.12        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the National Business Park Mortgage Loan (see Exhibit 35.1)

35.13       Torchlight Loan Services, LLC, as Special Servicer of the National Business Park Mortgage Loan prior to March 15, 2024 (see Exhibit 35.2)

35.14      KeyBank National Association, as Special Servicer of the National Business Park Mortgage Loan on and after March 15, 2024 (see Exhibit 35.3)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hillside Industrial Mortgage Loan (see Exhibit 35.1)

35.16       Torchlight Loan Services, LLC, as Special Servicer of the Hillside Industrial Mortgage Loan prior to March 15, 2024 (see Exhibit 35.2)

35.17      KeyBank National Association, as Special Servicer of the Hillside Industrial Mortgage Loan on and after March 15, 2024 (see Exhibit 35.3)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 35.1)

35.19       Torchlight Loan Services, LLC, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan prior to March 15, 2024 (see Exhibit 35.2)

35.20      KeyBank National Association, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan on and after March 15, 2024 (see Exhibit 35.3)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan

35.22       LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 35.21)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 35.1)

35.26       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Crocker Park Phase One & Two Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 35.21)

35.28       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 35.21)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 35.21)

35.30       LNR Partners, LLC, as Special Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 35.22)

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

Date: March 13, 2025