Form 10-K
period 2025-12-31
JPMCC Commercial Mortgage Securities Trust 2016-JP3
filed 2026-03-20
CIK 1683300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Opry Mills Mortgage Loan, the Westfield San Francisco Centre Mortgage Loan and the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan prior to March 1, 2025 and the primary servicer and special servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Opry Mills Mortgage Loan, the Westfield San Francisco Centre Mortgage Loan and the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan on and after March 1, 2025 and the primary servicer and special servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator, trustee and custodian.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  On August 11, 2025, the court granted in part and denied in part certain aspects of both motions.  On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

4.16         Resizing Amendment to Co-Lender Agreement, dated as of August 9, 2016, by Wells Fargo Bank, National Association, as Master Servicer under the Lead Securitization Servicing Agreement, and acknowledged and agreed by Citigroup Global Markets Realty Corp., as Initial Note A-5 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-206361-05 and incorporated by reference herein).

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

33.2        KeyBank National Association, as Special Servicer

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

33.5        Pentalpha Surveillance LLC, as Operating Advisor

33.6        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.7        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 33.1)

33.9        KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 33.2)

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

33.11      Wells Fargo Bank, National Association, as Custodian of the Salesforce Tower Mortgage Loan (see Exhibit 33.4)

33.12      Pentalpha Surveillance LLC, as Operating Advisor of the Salesforce Tower Mortgage Loan (see Exhibit 33.5)

33.13      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 33.1)

33.15      KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 33.2)

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

33.21      KeyBank National Association, as Special Servicer of the National Business Park Mortgage Loan (see Exhibit 33.2)

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

33.27      KeyBank National Association, as Special Servicer of the Hillside Industrial Mortgage Loan (see Exhibit 33.2)

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

33.33      KeyBank National Association, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 33.2)

33.34      Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Lake Buena Vista Mortgage Loan (Omitted. See Explanatory Notes.)

33.35      Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 33.4)

33.36      Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 33.5)

33.37      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.38      Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan prior to March 1, 2025

33.39      Trimont LLC, as Primary Servicer of the Opry Mills Mortgage Loan on and after March 1, 2025

33.40      LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan

33.41      Wilmington Trust, National Association, as Trustee of the Opry Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.42      Wells Fargo Bank, National Association, as Custodian of the Opry Mills Mortgage Loan (see Exhibit 33.4)

33.43      Pentalpha Surveillance LLC, as Operating Advisor of the Opry Mills Mortgage Loan (see Exhibit 33.5)

33.44      CoreLogic Solutions, LLC, as Servicing Function Participant of the Opry Mills Mortgage Loan

33.45      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.46      Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 33.38)

33.47      Trimont LLC, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 33.39)

33.48      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.1)

33.49      Wilmington Trust, National Association, as Trustee of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.50      Deutsche Bank Trust Company Americas, as Custodian of the Westfield San Francisco Centre Mortgage Loan

33.51      CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.44)

33.52      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 33.1)

33.53      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Crocker Park Phase One & Two Mortgage Loan (Omitted. See Explanatory Notes.)

33.54      Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 35.50)

33.55      Pentalpha Surveillance LLC, as Operating Advisor of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 33.5)

33.56      Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.38)

33.57      Trimont LLC, as Primary Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.39)

33.58      Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (See Exhibit 33.38)

33.59      Trimont LLC, as Special Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.39)

33.60      Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.61      Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.4)

33.62      CoreLogic Solutions, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.44)

33.63      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.64      Wells Fargo Bank, National Association, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan prior to March 1, 2025 (see Exhibit 33.38)

33.65      Trimont LLC, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan on and after March 1, 2025 (see Exhibit 33.39)

33.66      LNR Partners, LLC, as Special Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 33.40)

33.67      Wilmington Trust, National Association, as Trustee of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.68      Wells Fargo Bank, National Association, as Custodian of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 33.4)

33.69      Park Bridge Lender Services LLC, as Operating Advisor of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.70      CoreLogic Solutions, LLC, as Servicing Function Participant of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 33.44)

33.71      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2        KeyBank National Association, as Special Servicer

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

34.5        Pentalpha Surveillance LLC, as Operating Advisor

34.6        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.7        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 34.1)

34.9        KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 34.2)

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

34.11      Wells Fargo Bank, National Association, as Custodian of the Salesforce Tower Mortgage Loan (see Exhibit 34.4)

34.12      Pentalpha Surveillance LLC, as Operating Advisor of the Salesforce Tower Mortgage Loan (see Exhibit 34.5)

34.13      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 34.1)

34.15      KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 34.2)

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

34.21      KeyBank National Association, as Special Servicer of the National Business Park Mortgage Loan (see Exhibit 34.2)

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

34.27      KeyBank National Association, as Special Servicer of the Hillside Industrial Mortgage Loan (see Exhibit 34.2)

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

34.33      KeyBank National Association, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 34.2)

34.34      Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Lake Buena Vista Mortgage Loan (Omitted. See Explanatory Notes.)

34.35      Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 34.4)

34.36      Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 34.5)

34.37      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.38      Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan prior to March 1, 2025

34.39      Trimont LLC, as Primary Servicer of the Opry Mills Mortgage Loan on and after March 1, 2025

34.40      LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan

34.41      Wilmington Trust, National Association, as Trustee of the Opry Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.42      Wells Fargo Bank, National Association, as Custodian of the Opry Mills Mortgage Loan (see Exhibit 34.4)

34.43      Pentalpha Surveillance LLC, as Operating Advisor of the Opry Mills Mortgage Loan (see Exhibit 34.5)

34.44      CoreLogic Solutions, LLC, as Servicing Function Participant of the Opry Mills Mortgage Loan

34.45      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.46      Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 34.38)

34.47      Trimont LLC, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 34.39)

34.48      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.1)

34.49      Wilmington Trust, National Association, as Trustee of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.50      Deutsche Bank Trust Company Americas, as Custodian of the Westfield San Francisco Centre Mortgage Loan

34.51      CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.44)

34.52      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 34.1)

34.53      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Crocker Park Phase One & Two Mortgage Loan (Omitted. See Explanatory Notes.)

34.54      Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 34.50)

34.55      Pentalpha Surveillance LLC, as Operating Advisor of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 34.5)

34.56      Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.38)

34.57      Trimont LLC, as Primary Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.39)

34.58      Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.38)

34.59      Trimont LLC, as Special Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (See Exhibit 34.39)

34.60      Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.61      Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.4)

34.62      CoreLogic Solutions, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.44)

34.63      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.64      Wells Fargo Bank, National Association, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan prior to March 1, 2025 (see Exhibit 34.38)

34.65      Trimont LLC, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan on and after March 1, 2025 (see Exhibit 34.39)

34.66      LNR Partners, LLC, as Special Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 34.40)

34.67      Wilmington Trust, National Association, as Trustee of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.68      Wells Fargo Bank, National Association, as Custodian of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 34.4)

34.69      Park Bridge Lender Services LLC, as Operating Advisor of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.70      CoreLogic Solutions, LLC, as Servicing Function Participant of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 34.44)

34.71      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

35           Servicer compliance statements.

35.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2        KeyBank National Association, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 35.1)

35.6        KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 35.2)

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 35.1)

35.8        KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 35.2)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the National Business Park Mortgage Loan (see Exhibit 35.1)

35.10      KeyBank National Association, as Special Servicer of the National Business Park Mortgage Loan (see Exhibit 35.2)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hillside Industrial Mortgage Loan (see Exhibit 35.1)

35.12      KeyBank National Association, as Special Servicer of the Hillside Industrial Mortgage Loan (see Exhibit 35.2)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 35.1)

35.14      KeyBank National Association, as Special Servicer of the Embassy Suites Lake Buena Vista Mortgage Loan (see Exhibit 35.2)

35.15      Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan prior to March 1, 2025

35.16      Trimont LLC, as Primary Servicer of the Opry Mills Mortgage Loan on and after March 1, 2025

35.17      LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan

35.18      Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 35.15)

35.19      Trimont LLC, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 35.16)

35.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 35.1)

35.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crocker Park Phase One & Two Mortgage Loan (see Exhibit 35.1)

35.22      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as Special Servicer of the Crocker Park Phase One & Two Mortgage Loan (Omitted. See Explanatory Notes.)

35.23      Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.15)

35.24      Trimont LLC, as Primary Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.16)

35.25      Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (See Exhibit 35.15)

35.26      Trimont LLC, as Special Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.16)

35.27      Wells Fargo Bank, National Association, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan prior to March 1, 2025 (see Exhibit 35.15)

35.28      Trimont LLC, as Primary Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan on and after March 1, 2025 (see Exhibit 35.16)

35.29      LNR Partners, LLC, as Special Servicer of the West LA Office - 1950 Sawtelle Boulevard Mortgage Loan (see Exhibit 35.17)

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

Date: March 19, 2026